Form 10-Q
period 1996-03-31
LINCOLN FINANCIAL BANCORP INC
filed 1996-05-10
CIK 921214

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-24270

                 Lincoln Financial Bancorp, Inc.

      (Exact name of registrant as specified in its charter)

           Delaware                                61-1262732
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

111 West Main Street, Stanford, Kentucky                 40484
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (606) 365-2129

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

              X
             YES                                       NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $0.01 Par Value               440,128
     Title of Class                Number of Shares Outstanding
                                          as of May 7, 1996

                                CONTENTS

                                                             PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets, March 31, 1996
          and June 30, 1995. . . . . . . . . . . . . . . . . . .1
     Consolidated Statements of Income, Three and Nine Months
          Ended March 31, 1996 and 1995. . . . . . . . . . . . .2
     Consolidated Statements of Cash Flows, Nine
          Months Ended March 31, 1996 and 1995 . . . . . . . . .3
     Notes to Consolidated Financial Statements. . . . . . . . .4

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . .  5


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .9

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . .9

  Item 3.  Defaults upon Senior Securities . . . . . . . . . . .9

  Item 4.  Submission of Matters to a Vote of Security Holders .9

  Item 5.  Other Information . . . . . . . . . . . . . . . . . .9

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .  9


SIGNATURES

          LINCOLN FINANCIAL BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                          (In thousands)
                                                                  As of           As of
                                                                March 31,        June 30,
          ASSETS                                                  1996             1995
                                                               (Unaudited)
Cash and due from banks                                         $ 2,544         $ 1,774
Overnight deposits                                                1,200             200
Certificates of deposit                                             270             360
Securities held to maturity (estimated market values
  of $5,329,408 and $5,818,215 at March 31, 1996,
  and June 30, 1995, respectively)                                5,090           5,897
Securities available for sale at market values                       --           1,992
Mortgage-backed securities (estimated market
  values of $70,467 and $78,559 at March 31,
  1996 and June 30, 1995, respectively)                              65              77
Loans, net                                                       40,533          36,954
Real estate owned, net                                               --              68
Premises and equipment                                              346             362
Federal Home Loan Bank Stock, at cost                               352             334
Accrued interest receivable                                         186             140
Income tax refund receivable                                         33              33
Prepaid expenses and other assets                                    21              27
                                                                _______         _______
    Total assets                                                $50,640         $48,218

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                        $42,412         $40,452
Federal income taxes
  Current                                                            67              --
  Deferred                                                           12              13
Liability for Directors Retirement Plan                              84              92
Liability for Management Recognition Plan                            --              33
Liability for Funds Held in Escrow                                  250              --
Accrued expenses and other liabilities                              112              83
                                                                _______         _______
  Total liabilities                                             $42,937         $40,673

Stockholders' Equity:
Common stock                                                    $     4         $     4
Additional Paid In Capital                                        4,117           3,944
Retained earnings-substantially restricted                        3,956           3,854
Unrealized gain on securities available for sale                     --               1
Unearned ESOP Plan Share                                           (258)           (258)
Unearned MRP Plan Share                                            (116)             --
                                                                _______         _______
 Total Stockholders' equity                                     $ 7,703         $ 7,545
                                                                _______         _______
   Total liabilities and Stockholders' equity                   $50,640         $48,218

See the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.
                                        1

                   LINCOLN FINANCIAL BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                        For the Three-Month Periods   For the Nine-Month Periods
                                              Ended March 31,               Ended March 31,
                                          1996           1995           1996           1995
                                          ____           ____           ____           ____
                                                (In thousands, except earnings per share )

Interest income:
  Interest on loans                       $868           $688          $2,507          $2,039
  Interest and dividends on investment
    and mortgage-backed securities         105            122             338             379
    Total interest income                  973            810           2,845           2,418

Interest expense:
  Deposits                                 527            430           1,571           1,209

Net interest income                        446            380           1,274           1,209

Provision for loan losses                   --             --              11               3
Net interest income after provision for
  loan losses                              446            380           1,263           1,206

Non-interest income:
  Commissions                                8              8              22              19
  Service charges and miscellaneous         33             33              94              85
    Total non-interest income               41             41             116             104

Non-interest expense:
  Salaries and employee benefits           161            126             481             367
  Net occupancy and equipment               18             17              55              50
  Real estate owned, including provision
    for loss on disposition                 --             --              --               2
  Advertising                                6              4              19              11
  Directors' fees                           13             15              43              45
  Directors Retirement Plan Expense          2             --               5              --
  Deposit insurance                         27             29              81              86
  Office supplies, postage, telephone       17             18              57              54
  Data processing expense                   21             18              56              55
  Other operating expense                   52             67             199             188
    Total non-interest expense             317            294             996             858
    Income before income taxes             170            127             383             452

Federal income taxes                        58             42             131             126
    Net income                            $112           $ 85          $  252          $  326

Earnings Per Share                       $0.26          $0.20          $ 0.61          $ 0.77


      See the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.
                                        2

                   LINCOLN FINANCIAL BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                                                        For the Nine-Month Periods
                                                                Ended March 31,
                                                          1996           1995
                                                             (In thousands)
Cash flows from operating activities:
Net income                                             $   252          $   326
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                              24               29
  Amortization of securities premiums                        6               11
  Accretion of securities discounts                        (12)             (34)
  Amortization of deferred loan fees                         8                8
  Provision for loan losses                                 11                3
  Provision for losses on real estate owned                 --                1
  Provision for management recognition plan                 23               --
  Stock dividends                                          (18)             (15)
Changes in:
  Interest receivable                                      (46)              (4)
  Liability for directors retirement plan                   (8)              --
  Liability for funds held in escrow                       250               --
  Prepaid expenses and other assets                          6                3
  Accrued federal income taxes                              66               12
  Accrued expenses and other liabilities                    29              (30)
    Total adjustments                                      339              (16)
Net cash provided by (used in) operating activities        591              310

Cash flows from investing activities:
  Net (increase) decrease in overnight deposits         (1,000)              50
  Purchase of securities available for sale                 --           (2,204)
  Purchase of investment securities                         --             (242)
  Purchase of certificates of deposit                       --             (360)
  Maturities of certificates of deposit                     90               --
  Maturities of securities held to maturity                805            1,815
  Maturities of securities available for sale            2,000              250
  Maturities of mortgage-backed securities                  12               16
  Net (increase) decrease in loans                      (3,530)          (1,302)
  Purchase of premises and equipment                        (8)             (51)

Net cash provided by (used in) investing activities     (1,631)          (2,028)

Cash flows from financing activities:
  Net increase in demand deposit accounts                  530             (324)
  Net increase (decrease) in savings accounts             (223)          (1,659)
  Net increase (decrease) in other deposits              1,653            1,274
  Cash dividends paid                                     (146)             (67)
  Purchase of Treasury Stock                               (25)              --
  Proceeds from sale of treasury stock                      21               --

 Net cash provided (used) by financing activities        1,810             (776)


Net increase (decrease) in cash and cash equivalents       770           (2,494)
Cash and cash equivalents at beginning of period         1,774            3,464
Cash and cash equivalents at end of period             $ 2,544          $   970

Supplemental disclosure of cash flow information
  Cash paid for income taxes                           $    64          $   106
  Cash paid for interest                               $ 1,572          $ 1,206

Supplemental disclosure of non-cash activities:
  Additions to real estate acquired in settlement of
  loans or through foreclosures                             --               67
  Common stock issued to management recognition plan       172               --


See the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Lincoln Financial Bancorp, Inc. (the "Company") was incorporated in 1994 at the direction of Lincoln Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form. On June 28, 1994, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the conversion, the Company issued 423,200 shares of its common stock to the public. The Company's primary assets are the outstanding capital stock of the Bank, cash, a note receivable from the Bank, and a note receivable from the ESOP, and its sole business is that of the Bank. Accordingly, the financial statements and discussions herein include both the Company and the Bank.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June
     30, 1996.

(2)  EARNINGS PER SHARE

     For purposes of determining earnings per share for the three month and nine month periods ended March 31, 1996, net earnings have been divided by the weighted average number of shares of common stock issued and outstanding, and the weighted average number of common stock equivalents. Stock options are regarded as common stock equivalents and therefore have been included.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Recent Developments -- Acquisition Agreement with First Southern
Bancorp, Inc.

     On March 25, 1996, the Company announced that it had entered into an agreement with First Southern Bancorp, Inc. (the "First Southern"), the holding company for five banks in Central Kentucky, that provides for the acquisition of Lincoln by First Southern.
The Agreement, as amended, provides for the merger of Lincoln with a wholly owned subsidiary of First Southern, in which Lincoln shareholders would receive $22.01 in cash for each of the 436,757 shares of Lincoln common stock currently outstanding. Directors and officers of Lincoln would receive $9.51 per share in cash for the currently outstanding options to purchase 36,922 shares of Lincoln common stock. The total value of the transaction is approximately $9,965,000. Lincoln also granted First Southern an option to acquire up to 19.9% of the outstanding shares of Lincoln in certain circumstances. The transaction is subject to regulatory approvals, approval by Lincoln shareholders, and certain other conditions. The parties anticipate the transaction will be completed during the third quarter of 1996.

Financial Condition

     At March 31, 1996, the total assets of the Bank were $51 million, an increase of $2.4 million or 5.0% from June 30, 1995.
The increase in assets primarily reflects an increase in loans and deposits from June 30, 1995 to March 31, 1996.

     Cash, due from banks, and overnight deposits increased from $2.0 million at June 30, 1995 to $3.7 million at March 31, 1996, an increase of 90% due to the large increase in deposits from June 30, 1995 to March 31, 1996. Investment securities, securities available for sale, and mortgage-backed securities were $5.2 million at March 31, 1996, a decrease of $2.8 million from June 30, 1995 or 35.3%. The decrease resulted from the increased demand in lending as funds provided by maturing investment securities and securities available for sale were used to finance the increase in loans.

     Loans receivable, net of the provision of loan losses, increased from $36.9 million at June 30, 1995 to $40.5 million at March 31, 1996, an increase of $3.6 million or 9.7%. The increase primarily resulted from greater loan demand from consumers attributable to stable interest rates charged during the quarter and the possibility of higher rates in the future.

     At March 31, 1996, total non-performing loans and other non-performing assets amounted to $283,000 and $0, respectively, as compared to $79,000 and $68,000, respectively, at June 30, 1995. The increase of $204,000 or 258% is due to the increased number of delinquent loans. Potential problem loans at March 31, 1996 amounted to $1.2 million as compared to $1.1 million at June 30, 1995. Potential problem loans increased $0.1 million during the nine months ended March 31, 1996, due to the addition of several loans that are consistently late. During the three and nine months ended March 31, 1996, the Bank's provision for loan loss was $0 and $11,000, respectively, and at March 31, 1996, its allowance for loan losses was $260,000 as compared to $264,000 at June 30, 1995, and represented 92% of total non-performing loans at March 31, 1996.

     Deposits increased from $40.4 million at June 30, 1995 to $42.4 million at March 31, 1996, an increase of $2.0 million or 4.8%. Management believes that this increase is primarily due to the Bank's pricing of interest rates payable on its deposits to be competitive with its market area.

Results of Operations

     Net Income. Net income for the three months ended March 31, 1996 increased $27,000, or 31.8%, to $112,000 from $85,000 for the three months ended March 31, 1995. The increase was primarily attributable to the steady increase in net interest income earned by the Bank on its adjustable rate mortgage loans, which exceeded the increase in the interest rates paid on the Bank's deposits.

     Net income for the nine months ended March 31, 1996, decreased $74,000, or 22.3%, to $252,000 from $326,000 for the nine months ended March 31, 1995. Such decrease was primarily attributable to an increase in interest expense, an increase in provision for loan losses, a general increase in salary and employee benefits, which include the accruals for the ESOP and MRP, an increase in other operating expenses due to consultation fees as a public company, and offset in part by an increase in interest income.

     Net Interest Income. Net interest income for the quarter ended March 31, 1996 was $446,000, an increase of $66,000 or 17.4%
as compared to $380,000 for the quarter ended March 31, 1995. This increase was due primarily to the steady increase in net interest income earned by the Bank on its adjustable rate mortgage loans, which exceeded the increase in the interest rates paid on the Bank's deposits. The net yield on interest-earning assets increased to 2.84% for the quarter ended March 31, 1996, from 2.48% for the quarter ended March 31, 1995, while the ratio of average interest-earning assets to average interest-bearing liabilities increased from 112.8% to 114.5% for the same respective periods.

     Net interest income increased by $65,000 for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995. This increase was also due primarily to the steady increase in net interest income earned by the Bank on its adjustable rate mortgage loans that exceeded the increase in the interest rates paid on deposits. The net yield on interest-earning assets decreased to 2.73% for the nine month period ended March 31, 1996, from 2.78% for the nine month period ended March 31, 1995, due to the Bank's use of maturing investment securities and proceeds from the sale of securities available for sale to fund increased loan demand, and due to an increase in rates offered on certificates of deposit to reduce the outflow of deposits. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.2% from 112.1% for the same respective periods. The effect on net interest income of such decrease in net yield was more than offset by the increase in the ratio of interest-earning assets to interest-bearing liabilities during the same period.

     Interest Income. Interest income for the quarter ended March 31, 1996, was $973,000, an increase of $163,000 or 20.1% as compared to $810,000 for the quarter ended March 31, 1995. The increase resulted primarily from a 80 basis point increase in the average yield on interest-bearing assets, from 7.02% during the quarter ended March 31, 1995 to 7.82% during the quarter ended March 31, 1996. The increase in average yield reflects the $3.6 million or 9.7% increase in net loans receivable during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995.

     Interest income for the nine month period ended March 31, 1996, was $2,845,000, an increase of $427,000 or 17.8% as compared to $2,418,000 for the nine month period ended March 31, 1995. The increase in interest income resulted primarily from a 89 basis point increase in the average yield on interest-bearing assets, from 6.81% for the nine month period ended March 31, 1995 to 7.70% for the nine month period ended March 31, 1996.

     Interest Expense. Total interest expense increased from $0.4 million for the quarter ended March 31, 1995 to $0.5 million for the quarter ended March 31, 1996, reflecting the increase in the Bank's deposit rates to maintain deposit accounts and to be more competitive with the other banks in the area. The average cost of deposits increased by 44 basis points from 4.54% for the quarter ended March 31, 1995 to 4.98% for the quarter ended March 31, 1996.

     Interest expense increased from $1.2 million for the nine month period ended March 31, 1995 to $1.6 million for the nine month period ended March 31, 1996. The increase of $0.4 million reflects the increase in the deposit rates paid in order to maintain deposit accounts. The average cost of deposits increased by 94 basis points from 4.03% for the nine month period ended March 31, 1995 to 4.97% for the nine month period ended March 31, 1996.


     Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1996 was $0 and $11,000, respectively, as compared to $0 and $3,000, respectively, for the same three and nine month period in 1995. The increase in the provision of $8,000 for the nine months ended March 31, 1996 is primarily due to reflect the current level of the Bank's allowance for loan losses. Charge-offs during the three and nine months ended were $0 and $14,000 respectively. Further, the Bank's total allowance for loan losses was $260,000 at March 31, 1996 as compared to $263,000 at March 31, 1995. Classified assets at March 31, 1996 increased to $1,148,000, an increase of $106,000 or 10.2%, as compared to $1,042,000 at March 31, 1995 due to the addition of several loans that are classified as scheduled items. In determining its provision for loan losses, management considers various factors, including the current level of the allowance for loan losses as compared to the total non-performing loans, the assessment of the risk inherent in the potential problem loans identified as of March 31, 1996, and the overall composition of its loan portfolio. Therefore, no provision was made during this quarter.

     Non-interest Income. Non-interest income for the quarters ended March 31, 1996 and March 31, 1995 was $41,000. These accounts reflect NOW account fee charges, life insurance commission revenues, and fees earned from premature redemption of certificates of deposits.

     Non-interest income increased to $116,000 for the nine months ended March 31, 1996 as compared to $104,000 for the same period in 1995. The increase of $12,000 was primarily due to increases in NOW account fee charges, life insurance commission revenues, and premature redemption of certificates of deposits.

     Non-interest Expense. Non-interest expense for the quarter ended March 31, 1996 was $317,000, an increase of $23,000 or 7.8% as compared to $294,000 for the quarter ended March 31, 1995. The increase was due primarily to a $35,000 increase in salaries and the accruals for the ESOP and MRP plans, a $3,000 increase in data processing expense, offset by a decrease of $15,000 in other operating expenses.

     Non-interest expense increased by $138,000 or 16.1%, to $996,000 for the nine months ended March 31, 1996 from $858,000 for the same period in 1995. Such increase was due primarily to a $114,000 increase in salaries and the accruals for the ESOP and MRP plans, an $8,000 increase in advertising, the addition of the accruals for the Directors Retirement Plan of $5,000, and a $11,000 increase in other operating expenses due to increased professional fees incurred in connection with the proposed merger transaction.

Liquidity and Capital Resources

     The Bank's primary source of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predicable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

     The Bank's most liquid assets are cash and cash equivalents and short-term investments. The levels of the Bank's cash and cash equivalents are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1996, the Bank's cash and cash equivalents totaled $3.7 million compared to $2.0 million at June 30, 1995. The increase in cash and cash equivalents was due primarily to the Bank's pricing of its deposits to reflect the range of those offered in it market area, and due to investment securities held to maturity and securities available for sale maturing and the proceeds disbursed to the Bank and Company.

     The Bank is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. At March 31, 1996, the Bank's liquidity ratio of 17.90% satisfied these requirements. At March 31, 1996, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at March 31, 1996 and June 30, 1995.

                            At March 31, 1996      At June 30, 1995
                                       % of                    % of
                            Amount    Assets      Amount      Assets
                                     (Dollars in thousands)

Tangible Capital            $6,263    12.4%       $5,930      12.6%
Core Capital                 6,263    12.4%        5,930      12.6%
Risk Based Capital           6,514    22.7%        6,184      24.5%

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

    None

  Item 2.  Changes in Securities

    None

  Item 3.  Defaults upon Senior Securities

    None

  Item 4.  Submission of Matters to a
           Vote of Security Holders

    None

  Item 5.  Other Information

    None

  Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         2.   Agreement and Plan of Reorganization as of March
              23, 1996 between First Southern Bancorp, Inc. and Lincoln Financial Bancorp, Inc., is incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated March 25, 1996.

         11.  Calculations of Earnings Per Share.

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated
         March 25, 1996 to announce the signing of an agreement with First Southern Bancorp, Inc., providing for the acquisition of the Company by First Southern.

                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Lincoln Financial Bancorp, Inc.


Date: May  7,  1996                    /s/ Bruce Edgington
                                       Bruce Edgington
                                       President, Chief Executive
                                        Officer
                                       (Director and Principal
                                         Executive Officer)



Date: May  7,  1996                    /s/ Donna Delaney
                                       Donna Delaney
                                       Chief Financial Officer
                                       (Principal Finance and
                                         Accounting Officer)